Form 10-K
period 2020-11-01
John Deere Owner Trust 2019-B
filed 2021-01-22
CIK 1781565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended NOVEMBER 1, 2020

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

Central Index Key Number of sponsor: 0000027673

JOHN DEERE CAPITAL CORPORATION

(Exact name of sponsor as specified in its charter)

Delaware	36-7665840
(State of incorporation or organization)	(IRS Employer Identification No.)

c/o John Deere Capital Corporation 10587 Double R Boulevard, Suite 100
Reno, Nevada	89521	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading symbol	Name of each exchange on which registered
N/A	N/A	N/A

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.

7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

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

Exhibit No.

1.1  Underwriting Agreement, dated as of July 16, 2019, by and among John Deere Receivables LLC, John Deere Capital Corporation and RBC Capital Markets, LLC, Barclays Capital Inc., and MUFG Securities Americas Inc.  as representatives of the underwriters named therein (incorporated by reference from Exhibit 1.1 of the Form 8-K dated July 18, 2019, Commission File No. 333-228964-01)

3.1  Articles of Organization of John Deere Receivables LLC (incorporated by reference to Exhibit 3.1 to registration statement on Form SF-3/A filed on January 14, 2019, Commission File No. 333-228964).

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

	(b)	See Item 15(a)(3) above.

	(c)	Not Applicable.

Item 16.		Form 10—K Summary.
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

EXHIBIT INDEX

Exhibit No.

1.1

Underwriting Agreement, dated as of July 16, 2019, by and among John Deere Receivables LLC, John Deere Capital Corporation and RBC Capital Markets, LLC, Barclays Capital Inc., and MUFG Securities Americas Inc. as representatives of the underwriters named therein (incorporated by reference from Exhibit 1.1 of the Form 8-K dated July 18, 2019, Commission File No. 333-228964-01)

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

Dated: January 22, 2021